Form 10-K
period 2005-12-31
LEHMAN ABS CORP AT&T WIRELESS SERV NOTE BACK SER 2002 7
filed 2006-03-27
CIK 1172892

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

        For the fiscal year ended December 31, 2005

                                      or

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

                      Commission File Number:   001-31322



                                   Lehman ABS Corporation,
                                   -----------------------
                                        on behalf of:
Corporate Backed Trust Certificates, AT&T Wireless Services Note-Backed Series 2002-7 Trust
-------------------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                   Delaware                                       13-3447441
------------------------------------------------   ----------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
               or organization)

     745 Seventh Avenue, New York, New York                         10019
------------------------------------------------   ----------------------------------------
    (Address of principal executive offices)                     (Zip Code)


     Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                           Name of Registered Exchange
--------------                                           ---------------------------

Corporate Backed Trust Certificates, AT&T Wireless      New York Stock Exchange ("NYSE")
       Services Note-Backed Series 2002-7


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes / /   No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes / /   No /X/

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes / /   No /X/

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

                               Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor in respect of the Corporate Backed Trust Certificates, AT&T Wireless Services Note-Backed Series 2002-7 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement") dated as of May 1, 2002 in respect of the Trust. The Trust's assets consist solely of senior notes issued by New Cingular Wireless Services, Inc., formerly known as AT&T Wireless Services, Inc. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

                                    PART I

Item 1. Business.
-----------------
     Not Applicable

Item 1A. Risk Factors.
---------------------
     Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------
     Not Applicable

Item 2. Properties.
------------------
     Not Applicable

Item 3. Legal Proceedings.
--------------------------
      None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
      None

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------
     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
--------------------------------
      Not Applicable

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operation.
---------------------------------------------
     Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
     Not Applicable

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
     Not Applicable

Item 9. Changes in and Disagreements With Accountants
on Accounting and Financial Disclosure.
---------------------------------------
     None

Item 9A. Controls and Procedures.
---------------------------------
     Not Applicable

Item 9B. Other Information.
---------------------------
     None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
     Not Applicable

Item 11. Executive Compensation.
--------------------------------
     Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stock Matters.
-----------------------------------------
     Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
     None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
     Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

     (a)  The following documents have been filed as part of this report.

          1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


   -----------------------------------------------------------------------------------------------

                    Trust Description                               Distribution Date   Filed on
   -----------------------------------------------------------------------------------------------
   Corporate Backed Trust Certificates, AT&T Wireless Services          03/01/2005     03/11/2005
   Note-Backed Series 2002-7 Trust                                      09/01/2005     09/14/2005
   -----------------------------------------------------------------------------------------------


          2.   None.

          3.   Exhibits:

               31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b)  See Item 15(a) above.

     (c)  Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Lehman ABS Corporation, as Depositor for the Trust (the "Registrant")



Dated: March 27, 2006               By:   /s/ CHARLES M. WEAVER
                                       ---------------------------------
                                          Name:  Charles M. Weaver
                                          Title: Senior Vice President

                             EXHIBIT INDEX

      --------------------------------------------------------------
       Reference
      Number per        Description of Exhibits           Exhibit
      Item 601 of                                         Number
      Regulation                                         in this
          SK                                            Form 10-K
      --------------------------------------------------------------
                 Certification by Senior Vice
                 President of the Registrant pursuant
        (31.1)   to 15 U.S.C. Section 7241, as adopted     31.1
                 pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.
      --------------------------------------------------------------
                 Annual Compliance Report by Trustee
        (31.2)   pursuant to 15 U.S.C. Section 7241,
                 as adopted pursuant to Section 302 of     31.2
                 the Sarbanes-Oxley Act of 2002.
      --------------------------------------------------------------